Form 10-Q
period 2002-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2002-05-13
CIK 863832, 860744, 854066, 850428, 850427, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission File Number:

      P-1:  0-17800           P-3:  0-18306           P-5:  0-18637
      P-2:  0-17801           P-4:  0-18308           P-6:  0-18937

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
      ---------------------------------------------------------------------
         (Exact Name of Registrant as specified in its Articles)


                                            P-1 73-1330245
                                            P-2 73-1330625
              P-1 and P-2:                  P-3 73-1336573
                 Texas                      P-4 73-1341929
             P-3 through P-6:               P-5 73-1353774
                Oklahoma                    P-6 73-1357375
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                     Number)
           organization)


       Two West Second Street, Tulsa, Oklahoma              74103
     ------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  116,733        $  182,282
   Accounts receivable:
      Net Profits                                131,220           124,712
                                              ----------        ----------
        Total current assets                  $  247,953        $  306,994

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 769,220           783,748
                                              ----------        ----------
                                              $1,017,173        $1,090,742
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   71,002)      ($   77,557)
   Limited Partners, issued and
      outstanding, 108,074 units               1,088,175         1,168,299
                                              ----------        ----------
        Total Partners' capital               $1,017,173        $1,090,742
                                              ==========        ==========






                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------         ----------

REVENUES:
   Net Profits                                  $186,087          $429,278
   Interest income                                   467             3,292
   Loss on sale of Net Profits
      Interests                                        -         (     136)
                                                --------          --------
                                                $186,554          $432,434

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 30,540          $ 31,515
   General and administrative
      (Note 2)                                    45,372            45,739
                                                --------          --------
                                                $ 75,912          $ 77,254
                                                --------          --------

NET INCOME                                      $110,642          $355,180
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 13,766          $ 38,025
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 96,876          $317,155
                                                ========          ========
NET INCOME per unit                             $    .90          $   2.93
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                   2002             2001
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $110,642         $355,180
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  30,540           31,515
      Loss on sale of Net Profits
        Interests                                       -              136
      (Increase) decrease in accounts
        receivable - Net Profits                (   6,508)          33,821
                                                 --------         --------
Net cash provided by operating
   activities                                    $134,674         $420,652
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 16,012)       ($ 11,662)
                                                 --------         --------
Net cash used by investing
   activities                                   ($ 16,012)       ($ 11,662)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($184,211)       ($322,649)
                                                 --------         --------
Net cash used by financing
   activities                                   ($184,211)       ($322,649)
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 65,549)        $ 86,341

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            182,282          284,937
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $116,733         $371,278
                                                 ========         ========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                              March 31,        December 31,
                                                2002               2001
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $ 88,697          $141,777
   Accounts receivable:
      Net Profits                               101,495           100,510
                                               --------          --------
        Total current assets                   $190,192          $242,287

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                661,912           676,999
                                               --------          --------
                                               $852,104          $919,286
                                               ========          ========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($ 51,090)        ($ 55,787)
   Limited Partners, issued and
      outstanding, 90,094 units                 903,194           975,073
                                               --------          --------
        Total Partners' capital                $852,104          $919,286
                                               ========          ========







                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------         ----------

REVENUES:
   Net Profits                                 $140,568          $340,356
   Interest income                                  351             2,530
   Loss on sale of Net Profits
      Interests                                       -         (      93)
                                               --------          --------
                                               $140,919          $342,793

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 25,951          $ 25,510
   General and administrative
      (Note 2)                                   40,055            40,698
                                               --------          --------
                                               $ 66,006          $ 66,208
                                               --------          --------

NET INCOME                                     $ 74,913          $276,585
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $  9,792          $ 29,701
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 65,121          $246,884
                                               ========          ========
NET INCOME per unit                            $    .72          $   2.74
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002               2001
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 74,913           $276,585
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 25,951             25,510
      Loss on sale of Net Profits
        Interests                                      -                 93
      (Increase) decrease in accounts
        receivable - Net Profits               (     985)            28,331
                                                --------           --------
Net cash provided by operating
   activities                                   $ 99,879           $330,519
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,864)         ($ 24,822)
                                                --------           --------
Net cash used by investing
   activities                                  ($ 10,864)         ($ 24,822)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($142,095)         ($252,576)
                                                --------           --------
Net cash used by financing
   activities                                  ($142,095)         ($252,576)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 53,080)          $ 53,121

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           141,777            223,864
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 88,697           $276,985
                                                ========           ========







                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  174,972        $  266,929
   Accounts receivable:
      Net Profits                                190,294           188,979
                                              ----------        ----------
        Total current assets                  $  365,266        $  455,908

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,234,978         1,263,248
                                              ----------        ----------
                                              $1,600,244        $1,719,156
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   65,506)      ($   74,177)
   Limited Partners, issued and
      outstanding, 169,637 units               1,665,750         1,793,333
                                              ----------        ----------
        Total Partners' capital               $1,600,244        $1,719,156
                                              ==========        ==========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------         ----------

REVENUES:
   Net Profits                                  $260,780          $633,942
   Interest income                                   705             4,739
   Loss on sale of Net Profits
      Interests                                        -         (     172)
                                                --------          --------
                                                $261,485          $638,509

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 48,305          $ 47,291
   General and administrative
      (Note 2)                                    63,520            62,983
                                                --------          --------
                                                $111,825          $110,274
                                                --------          --------

NET INCOME                                      $149,660          $528,235
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 19,243          $ 56,606
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $130,417          $471,629
                                                ========          ========
NET INCOME per unit                             $    .77          $   2.78
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $149,660        $528,235
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 48,305          47,291
      Loss on sale of Net Profits
        Interests                                      -             172
      Decrease in accounts receivable -
        General Partner                                -             512
      (Increase) decrease in accounts
        receivable - Net Profits               (   1,315)         53,451
                                                --------        --------
Net cash provided by operating
   activities                                   $196,650        $629,661
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 20,035)      ($ 47,851)
                                                --------        --------
Net cash used by investing
   activities                                  ($ 20,035)      ($ 47,851)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($268,572)      ($472,010)
                                                --------        --------
Net cash used by financing
   activities                                  ($268,572)      ($472,010)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 91,957)       $109,800

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           266,929         416,457
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $174,972        $526,257
                                                ========        ========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  284,429        $  420,602
   Accounts receivable:
      Net Profits                                306,041           332,362
                                              ----------        ----------
        Total current assets                  $  590,470        $  752,964

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 635,265           649,016
                                              ----------        ----------
                                              $1,225,735        $1,401,980
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,713)      ($   71,619)
   Limited Partners, issued and
      outstanding, 126,306 units               1,280,448         1,473,599
                                              ----------        ----------
        Total Partners' capital               $1,225,735        $1,401,980
                                              ==========        ==========






                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $336,090          $711,237
   Interest income                                 1,111             5,542
                                                --------          --------
                                                $337,201          $716,779

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 48,692          $ 33,861
   General and administrative
      (Note 2)                                    49,487            50,875
                                                --------          --------
                                                $ 98,179          $ 84,736
                                                --------          --------

NET INCOME                                      $239,022          $632,043
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 28,173          $ 65,698
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $210,849          $566,345
                                                ========          ========
NET INCOME per unit                             $   1.67          $   4.48
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $239,022        $632,043
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 48,692          33,861
      (Increase) decrease in accounts
        receivable - Net Profits                  26,321       (  14,734)
                                                --------        --------
Net cash provided by operating
   activities                                   $314,035        $651,170
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 37,824)       $      -
   Proceeds from sale of Net Profits
      Interests                                    2,883             323
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 34,941)       $    323
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($415,267)      ($487,579)
                                                --------        --------
Net cash used by financing
   activities                                  ($415,267)      ($487,579)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($136,173)       $163,914

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           420,602         439,461
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $284,429        $603,375
                                                ========        ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,        December 31,
                                                 2002               2001
                                              ----------        ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $175,680           $171,708
   Accounts receivable:
      Net Profits                                20,893             50,592
                                               --------           --------
        Total current assets                   $196,573           $222,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                618,491            641,204
                                               --------           --------
                                               $815,064           $863,504
                                               ========           ========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($ 74,394)         ($ 74,788)
   Limited Partners, issued and
      outstanding, 118,449 units                889,458            938,292
                                               --------           --------
        Total Partners' capital                $815,064           $863,504
                                               ========           ========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $164,008          $881,354
   Interest income                                   553             5,659
                                                --------          --------
                                                $164,561          $887,013

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,614          $ 29,527
   General and administrative
      (Note 2)                                    47,176            48,684
                                                --------          --------
                                                $ 70,790          $ 78,211
                                                --------          --------

NET INCOME                                      $ 93,771          $808,802
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  5,605          $ 41,338
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 88,166          $767,464
                                                ========          ========
NET INCOME per unit                             $    .74          $   6.48
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                2002              2001
                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 93,771          $808,802
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                               23,614            29,527
      (Increase) decrease in accounts
        receivable - Net Profits                29,699         (  27,901)
                                              --------          --------
Net cash provided by operating
   activities                                 $147,084          $810,428
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    901)        ($ 16,309)
                                              --------          --------
Net cash used by investing
   activities                                ($    901)        ($ 16,309)
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($142,211)        ($467,375)
                                              --------          --------
Net cash used by financing
   activities                                ($142,211)        ($467,375)
                                              --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  3,972          $326,744

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         171,708           440,454
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $175,680          $767,198
                                              ========          ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  291,260       $  187,301
   Accounts receivable:
      Net Profits                                  41,130           62,543
                                               ----------       ----------
        Total current assets                   $  332,390       $  249,844

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,248,996        1,303,109
                                               ----------       ----------
                                               $1,581,386       $1,552,953
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   71,919)     ($   87,910)
   Limited Partners, issued and
      outstanding, 143,041 units                1,653,305        1,640,863
                                               ----------       ----------
        Total Partners' capital                $1,581,386       $1,552,953
                                               ==========       ==========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002               2001
                                                --------          ----------

REVENUES:
   Net Profits                                  $323,906          $1,109,194
   Interest income                                   612               8,226
                                                --------          ----------
                                                $324,518          $1,117,420

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 55,257          $   52,388
   General and administrative
      (Note 2)                                    54,423              55,617
                                                --------          ----------
                                                $109,680          $  108,005
                                                --------          ----------

NET INCOME                                      $214,838          $1,009,415
                                                ========          ==========
GENERAL PARTNER - NET INCOME                    $ 26,396          $   52,155
                                                ========          ==========
LIMITED PARTNERS - NET INCOME                   $188,442          $  957,260
                                                ========          ==========
NET INCOME per unit                             $   1.32          $     6.69
                                                ========          ==========
UNITS OUTSTANDING                                143,041             143,041
                                                ========          ==========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                2002               2001
                                             ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $214,838          $1,009,415
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                               55,257              52,388
      (Increase) decrease in accounts
        receivable -  Net Profits               21,413         (    35,471)
                                              --------          ----------
Net cash provided by operating
   activities                                 $291,508          $1,026,332
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  1,144)        ($    8,703)
                                              --------          ----------
Net cash used by investing
   activities                                ($  1,144)        ($    8,703)
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($186,405)        ($  736,065)
                                              --------          ----------
Net cash used by financing
   activities                                ($186,405)        ($  736,065)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $103,959          $  281,564

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         187,301             691,186
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $291,260          $  972,750
                                              ========          ==========


                The accompanying condensed notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2002, combined statements of operations for the three months ended March 31, 2002 and 2001, and combined statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2002, the combined results of operations for the three months ended March 31, 2002 and 2001, and the combined cash flows for the three months ended March 31, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      NET PROFITS INTERESTS
      ---------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the NPI Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the NPI Partnership of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the Net Profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $16,932                  $28,440
               P-2                   16,346                   23,709
               P-3                   18,880                   44,640
               P-4                   16,247                   33,240
               P-5                   16,006                   31,170
               P-6                   16,782                   37,641

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


GENERAL
-------

      The Partnerships are engaged in the business of acquiring Net Profits Interests in producing oil and gas properties located in the continental United States. In general, a Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                             Limited
                                     Date of             Partner Capital
              Partnership          Activation             Contributions
              -----------       ------------------       ---------------

                 P-1            October 25, 1988           $10,807,400
                 P-2            February 9, 1989             9,009,400
                 P-3            May 10, 1989                16,963,700
                 P-4            November 21, 1989           12,630,600
                 P-5            February 27, 1990           11,844,900
                 P-6            September 5, 1990           14,304,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2002, capital expenditures affecting the P-1, P-2, P-3, and P-4 Partnerships' Net Profits Interests totaled $16,012, $10,864, $20,035, and $37,824, respectively. The costs for the P-1, P-2, and P-3 Partnerships were indirectly incurred as a result of drilling and recompletion activities on one property, the CHB Weir in Lea County, New Mexico. The costs for the P-4

      Partnership  were  indirectly   incurred  as  a  result  of  drilling  and
      recompletion activities on another property, the Donald #1 SWD in Jefferson Davis County, Louisiana.

      NEW ACCOUNTING PRONOUNCEMENTS

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships fiscal condition or results of operations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $186,087         $429,278
      Barrels produced                               6,049            4,992
      Mcf produced                                  74,762           69,569
      Average price/Bbl                           $  19.10         $  28.85
      Average price/Mcf                           $   2.20         $   5.33

      As shown in the table above, total Net Profits decreased $243,191 (56.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $59,000 and $234,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $30,000 and $28,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,057 barrels and 5,193 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during early 2001. These increases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2001. Average oil and gas prices decreased to $19.10 per barrel and $2.20 per Mcf, respectively, for the three months ended March 31, 2002 from $28.85 per barrel and $5.33 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests decreased $975 (3.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2001. This decrease was substantially offset by the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 16.4% for the three months ended March 31, 2002 from 7.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of Net Profits, these expenses increased to 24.4% for the three months ended March 31, 2002 from 10.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2002 were $14,234,558 or 131.71% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002               2001
                                                  --------         --------
      Net Profits                                 $140,568         $340,356
      Barrels produced                               4,198            3,490
      Mcf produced                                  60,363           56,754
      Average price/Bbl                           $  19.09         $  28.83
      Average price/Mcf                           $   2.22         $   5.46

      As shown in the table above, total Net Profits decreased $199,788 (58.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $41,000 and $196,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $21,000 and $20,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 708 barrels and 3,609 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31,

      2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during early 2001. These increases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2001. Average oil and gas prices decreased to $19.09 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002 from $28.83 per barrel and $5.46 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests increased $441 (1.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. These increases were substantially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 18.5% for the three months ended March 31, 2002 from 7.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $643 (1.6%) for the three months ended March 31, 2002 and 2001. As a percentage of Net Profits, these expenses increased to 28.5% for the three months ended March 31, 2002 from 12.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2002 were $10,861,561 or 120.56% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $260,780         $633,942
      Barrels produced                               7,756            6,447
      Mcf produced                                 112,707          106,086
      Average price/Bbl                           $  19.09         $  28.84
      Average price/Mcf                           $   2.22         $   5.46

      As shown in the table above, total Net Profits decreased $373,162 (58.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $76,000 and $365,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $38,000 and $36,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,309 barrels and 6,621 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during early 2001. These increases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2001. Average oil and gas prices decreased to $19.09 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002 from $28.84 per barrel and $5.46 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests increased $1,014 (2.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. These increases were substantially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 18.5% for the three months ended March 31, 2002 from 7.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of Net Profits, these expenses increased to 24.4% for the three months ended March 31, 2002 from 9.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2002 were $19,810,401 or 116.78% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $336,090         $711,237
      Barrels produced                               8,839            5,862
      Mcf produced                                 141,732           90,239
      Average price/Bbl                           $  20.07         $  28.60
      Average price/Mcf                           $   2.03         $   7.19

      As shown in the table above, total Net Profits decreased $375,147 (52.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $75,000 and $731,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $85,000 and $370,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 2,977 barrels and 51,493 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during mid 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002, (ii) an increase in production on one significant well due to the successful workover of that well during mid 2001, and (iii) increased production on several other wells due to the successful recompletion of those wells during mid 2001. Average oil and gas prices decreased to $20.07 per barrel and $2.03 per Mcf, respectively, for the three months ended March 31, 2002 from $28.60 per barrel and $7.19 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests increased $14,831 (43.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. These increases were partially offset by upward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 14.5% for the three months ended March 31, 2002 from 4.8% for the three months ended March 31, 2001. This percentage increase was primarily due the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,388 (2.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of Net Profits, these expenses increased to 14.7% for the three months ended March 31, 2002 from 7.2% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2002 were $15,730,945 or 124.55% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $164,008         $881,354
      Barrels produced                               1,459            1,151
      Mcf produced                                  99,400          140,730
      Average price/Bbl                           $  18.92         $  29.14
      Average price/Mcf                           $   2.42         $   7.02

      As shown in the table above, total Net Profits decreased $717,346 (81.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $458,000 was related to a decrease in the average price of gas sold and (ii) $290,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 308 barrels, while volumes of gas sold decreased 41,330 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operator on two significant wells during the three months ended March 31, 2002. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well due to production difficulties during the three months ended March 31, 2002 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $18.92 per barrel and $2.42 per Mcf, respectively, for the three months ended March 31, 2002 from $29.14 per barrel and $7.02 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests decreased $5,913 (20.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 14.4% for the three months ended March 31, 2002 from 3.4% for the three months ended March 31, 2001. This percentage increase was primarily due the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,508 (3.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of Net Profits, these expenses increased to 28.8% for the three months ended March 31, 2002 from 5.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2002  were  $11,015,759  or  93.00%  of  the  Limited   Partners'  capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $323,906       $1,109,194
      Barrels produced                               3,654            3,472
      Mcf produced                                 187,913          188,883
      Average price/Bbl                           $  18.95       $    25.44
      Average price/Mcf                           $   2.32       $     6.53

      As shown in the table above, total Net Profits decreased $785,288 (70.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $791,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 182 barrels, while volumes of gas sold decreased 970 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during the three months ended March 31, 2002. These decreases were substantially offset by (i) a positive prior period volume adjustment made by the purchaser during the three months ended March 31, 2002 and (ii) the P-6 Partnership's receipt of a reduced percentage of sales on one significant well during the three months ended March 31, 2001 due to gas balancing. As of the date of this Quarterly Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $18.95 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2002 from $25.44 per barrel and $6.53 per Mcf, respectively, for the three months ended March 31, 2001.

      Depletion of Net Profits Interests increased $2,869 (5.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of Net Profits, this expense increased to 17.1% for the three months ended March 31, 2002 from 4.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,194 (2.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of Net Profits, these expenses increased to 16.8% for the three months ended March 31, 2002 from 5.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2002 were $15,459,248 or 108.08% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2002:

                  Date of Event:                January 28, 2002
                  Date Filed with the SEC:      January 28, 2002
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME P-1 LIMITED PARTNERSHIP
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME P-2 LIMITED PARTNERSHIP
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-3
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-4
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-5
                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-6

                                    (Registrant)

                              BY:   GEODYNE RESOURCES, INC.

                                    General Partner


Date:  May 13, 2002           By:       /s/Dennis R. Neill
                                    --------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President


Date:  May 13, 2002           By:      /s/Craig D. Loseke
                                    --------------------------------
                                    (Signature)
                                    Craig D. Loseke
                                    Chief Accounting Officer