Form 10-Q
period 2006-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2006-11-20
CIK 863832, 860744, 854066, 850427, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

Commission File Number:

      P-1:  0-17800           P-4:  0-18308           P-6:  0-18937
      P-3:  0-18306           P-5:  0-18637

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
      ---------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Articles)

                                                P-1 73-1330245
                                                P-3 73-1336573
                P-1: Texas                      P-4 73-1341929
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                              Large accelerated filer
                  --------

                              Accelerated filer
                  --------

                      X       Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                              PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  575,129        $  595,286
   Accounts receivable:
      Net Profits                                 63,300           320,323
   Assets held for sale                          495,956                 -
                                              ----------        ----------
        Total current assets                  $1,134,385        $  915,609

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 323,566           690,032
                                              ----------        ----------
                                              $1,457,951        $1,605,641
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   35,427)      ($   29,401)
   Limited Partners, issued and
      outstanding, 108,074 units               1,493,378         1,635,042
                                              ----------        ----------
        Total Partners' capital               $1,457,951        $1,605,641
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006           2005
                                                   --------       --------

REVENUES:
   Net Profits                                     $172,972       $236,647
   Interest income                                    4,562          2,427
   Gain on sale of Net Profits
      Interests                                          19              -
   Other income                                      13,554              -
                                                   --------       --------
                                                   $191,107       $239,074

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                    $ 34,059       $ 11,262
   Impairment provision                              16,962              -
   General and administrative
      (Note 2)                                       30,253         30,699
                                                   --------       --------
                                                   $ 81,274       $ 41,961
                                                   --------       --------

INCOME FROM CONTINUING OPERATIONS                  $109,833       $197,113

   Income from discontinued operations
      (Note 3)                                      403,619        374,395
                                                   --------       --------
NET INCOME                                         $513,452       $571,508
                                                   ========       ========

GENERAL PARTNER:
   Net income from continuing operations           $ 15,119       $ 20,482
   Net income from discontinued
      operations                                     40,429         38,725
   Net income                                        55,548         59,207

LIMITED PARTNERS:
   Net income from continuing operations           $ 94,714       $176,631
   Net income from discontinued
      operations                                    363,190        335,670
   Net income                                       457,904        512,301

NET INCOME FROM CONTINUING OPERATIONS              $   0.88       $   1.63
   PER UNIT
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            3.36           3.10
NET INCOME PER UNIT                                    4.24           4.73

UNITS OUTSTANDING                                   108,074        108,074

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                      2006          2005
                                                   ----------   ----------

REVENUES:
   Net Profits                                     $  525,611    $  611,317
   Interest income                                     13,555         5,859
   Gain on sale of Net Profits
      Interests                                            19             -
   Other income                                        13,554             -
                                                   ----------    ----------
                                                   $  552,739    $  617,176

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                    $   59,500    $   29,563
   Impairment provision                                16,962             -
   General and administrative
      (Note 2)                                        114,950       113,337
                                                   ----------    ----------
                                                   $  191,412    $  142,900
                                                   ----------    ----------

INCOME FROM CONTINUING OPERATIONS                  $  361,327    $  474,276

   Income from discontinued operations
      (Note 3)                                      1,084,784       973,732
                                                   ----------    ----------
NET INCOME                                         $1,446,111    $1,448,008
                                                   ==========    ==========

GENERAL PARTNER:
   Net income from continuing operations           $   41,659    $   49,502
   Net income from discontinued
      Operations                                      110,116       100,001
   Net income                                         151,775       149,503

LIMITED PARTNERS:
   Net income from continuing operations           $  319,668    $  424,774
   Net income from discontinued
      Operations                                      974,668       873,731
   Net income                                       1,294,336     1,298,505

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $     2.96    $     3.93
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                              9.02          8.08
NET INCOME PER UNIT                                     11.98         12.01

UNITS OUTSTANDING                                     108,074       108,074

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006            2005
                                               ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,446,111      $1,448,008
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   77,653          58,758
      Impairment provision                          17,000               -
      Gain on sale of Net Profits
        Interests                              (        19)              -
      Settlement of asset retirement
        obligation                             (       228)              -
      Net change in accounts receivable/
        accounts payable - Net Profits              70,079     (   361,301)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,610,596      $1,145,465
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   36,952)    ($   16,189)
                                                ----------      ----------
Net cash used by investing activities          ($   36,952)    ($   16,189)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,593,801)    ($1,070,659)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,593,801)    ($1,070,659)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   20,157)     $   58,617

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             595,286         448,368
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  575,129      $  506,985
                                                ==========      ==========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,      December 31,
                                                 2006               2005
                                             ------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  832,577        $  885,655
   Accounts receivable:
      Net Profits                                 94,817           460,877
   Assets held for sale                          653,450                 -
                                              ----------        ----------
        Total current assets                  $1,580,844        $1,346,532

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 558,415         1,058,322
                                              ----------        ----------
                                              $2,139,259        $2,404,854
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   15,994)      ($    4,259)
   Limited Partners, issued and
      outstanding, 169,637 units               2,155,253         2,409,113
                                              ----------        ----------
        Total Partners' capital               $2,139,259        $2,404,854
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                       (Unaudited)
                                                   2006           2005
                                                  ---------     ---------

REVENUES:
   Net Profits                                    $305,570      $390,528
   Interest income                                   6,606         3,709
   Gain on sale of Net Profits
      Interests                                         28             -
   Other income                                     17,075             -
                                                  --------      --------
                                                  $329,279      $394,237

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                   $ 58,062      $ 27,873
   Impairment provision                             25,083             -
   General and administrative
      (Note 2)                                      46,951        47,433
                                                  --------      --------
                                                  $130,096      $ 75,306
                                                  --------      --------

INCOME FROM CONTINUING OPERATIONS                 $199,183      $318,931

   Income from discontinued operations
      (Note 3)                                     519,472       484,993
                                                  --------      --------
NET INCOME                                        $718,655      $803,924
                                                  ========      ========

GENERAL PARTNER:
   Net income from continuing operations          $ 26,741      $ 34,031
   Net income from discontinued
      operations                                    52,031        49,907
   Net income                                       78,772        83,938

LIMITED PARTNERS:
   Net income from continuing operations          $172,442      $284,900
   Net income from discontinued
      operations                                   467,441       435,086
   Net income                                      639,883       719,986

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $   1.01      $   1.68
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                           2.75          2.57
NET INCOME PER UNIT                                   3.76          4.25

UNITS OUTSTANDING                                  169,637       169,637

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                 ----------     ----------
REVENUES:
   Net Profits                                   $  908,323     $1,028,741
   Interest income                                   20,150          8,828
   Gain on sale of Net Profits
      Interests                                          28              -
   Other income                                      17,075              -
                                                 ----------     ----------
                                                 $  945,576     $1,037,569

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                  $   94,324     $   59,735
   Impairment provision                              25,083              -
   General and administrative
      (Note 2)                                      165,606        163,891
                                                 ----------     ----------
                                                 $  285,013     $  223,626
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $  660,563     $  813,943

   Income from discontinued operations
      (Note 3)                                    1,386,090      1,252,628
                                                 ----------     ----------
NET INCOME                                       $2,046,653     $2,066,571
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing
      operations                                 $   74,788     $   85,888
   Net income from discontinued
      operations                                    140,725        128,442
   Net income                                       215,513        214,330

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $  585,775     $  728,055
   Net income from discontinued
      operations                                  1,245,365      1,124,186
   Net income                                     1,831,140      1,852,241

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.45     $     4.29
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            7.34           6.63
NET INCOME PER UNIT                                   10.79          10.92

UNITS OUTSTANDING                                   169,637        169,637

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,046,653      $2,066,571
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  117,817          95,062
      Impairment provision                          25,105               -
      Gain on sale of Net Profits
        Interests                              (        28)              -
      Settlement of asset retirement
        obligation                             (       285)              -
      Net change in accounts receivable/
        accounts payable - Net Profits             115,231     (   479,795)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,304,493      $1,681,838
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   45,323)    ($   24,577)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   45,323)    ($   24,577)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,312,248)    ($1,545,709)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,312,248)    ($1,545,709)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   53,078)     $  111,552

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             885,655         633,196
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  832,577      $  744,748
                                                ==========      ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  485,233        $  599,645
   Accounts receivable:
      Net Profits                                193,729           304,105
      Asset held for sale                         18,241                 -
                                              ----------        ----------
        Total current assets                  $  697,203        $  903,750

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 308,901           401,259
                                              ----------        ----------
                                              $1,006,104        $1,305,009
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   61,595)      ($   43,366)
   Limited Partners, issued and
      outstanding, 126,306 units               1,067,699         1,348,375
                                              ----------        ----------
        Total Partners' capital               $1,006,104        $1,305,009
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                       2006           2005
                                                     --------       --------

REVENUES:
   Net Profits                                       $412,585       $441,087
   Interest income                                      3,537          2,506
                                                     --------       --------
                                                     $416,122       $443,593

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                      $ 36,361       $ 27,870
   Impairment provision                                 2,591              -
   General and administrative
      (Note 2)                                         35,232         35,579
                                                     --------       --------
                                                     $ 74,184       $ 63,449
                                                     --------       --------

INCOME FROM CONTINUING OPERATIONS                    $341,938       $380,144

   Income from discontinued operations
      (Note 3)                                         16,895         17,005
                                                     --------       --------
NET INCOME                                           $358,833       $397,149
                                                     ========       ========

GENERL PARTNER:
   Net income from continuing operations             $ 37,346       $ 40,272
   Net income from discontinued
      operations                                        1,698          1,789
   Net income                                          39,044         42,061

LIMITED PARTNERS:
   Net income from continuing operations             $304,592       $339,872
   Net income from discontinued
      operations                                       15,197         15,216
   Net income                                         319,789        355,088

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                          $   2.41       $   2.69
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                              0.12           0.12
NET INCOME PER UNIT                                      2.53           2.81

UNITS OUTSTANDING                                     126,306        126,306


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                      2006          2005
                                                   ----------    ----------

REVENUES:
   Net Profits                                     $1,226,162    $1,195,978
   Interest income                                     12,326         6,366
                                                   ----------    ----------
                                                   $1,238,488    $1,202,344

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                    $   75,406    $   49,671
   Impairment provision                                 2,591             -
   General and administrative
      (Note 2)                                        129,951       128,232
                                                   ----------    ----------
                                                   $  207,948    $  177,903
                                                   ----------    ----------

INCOME FROM CONTINUING OPERATIONS                  $1,030,540    $1,024,441

   Income from discontinued operations
      (Note 3)                                         45,240        52,427
                                                   ----------    ----------
NET INCOME                                         $1,075,780    $1,076,868
                                                   ==========    ==========

GENERAL PARTNER:
   Net income from continuing operations           $  108,841    $  106,278
   Net income from discontinued
      operations                                        4,615         5,418
   Net income                                         113,456       111,696

LIMITED PARTNERS:
   Net income from continuing operations           $  921,699    $  918,163
   Net income from discontinued
      operations                                       40,625        47,009
   Net income                                         962,324       965,172

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $     7.30    $     7.27
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                              0.32          0.37
NET INCOME PER UNIT                                      7.62          7.64

UNITS OUTSTANDING                                     126,306       126,306


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,075,780      $1,076,868
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   76,421          51,622
      Impairment provision                           2,591               -
      Net change in accounts receivable/
        accounts payable - Net Profits             108,910     (    46,999)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,263,702      $1,081,491
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    3,429)    ($    8,603)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($    3,429)    ($    8,603)
                                                ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,374,685)    ($1,080,570)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,374,685)    ($1,080,570)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  114,412)    ($    7,682)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             599,645         510,213
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  485,233      $  502,531
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  358,954        $  479,513
   Accounts receivable:
      Net Profits                                199,274            76,668
   Assets held for sale                               39                 -
                                              ----------        ----------
        Total current assets                  $  558,267        $  556,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 777,200           639,293
                                              ----------        ----------
                                              $1,335,467        $1,195,474
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   25,822)      ($   33,844)
   Limited Partners, issued and
      outstanding, 118,449 units               1,361,289         1,229,318
                                              ----------        ----------
        Total Partners' capital               $1,335,467        $1,195,474
                                              ----------        ----------
                                              $1,335,467        $1,195,474
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                     2006           2005
                                                   ---------      ---------

REVENUES:
   Net Profits                                     $509,476       $438,970
   Interest income                                    2,887          2,464
   Other income                                       6,968              -
                                                   --------       --------
                                                   $519,331       $441,434

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                    $101,251       $ 38,267
   Impairment provision                              57,609              -
   General and administrative
      (Note 2)                                       33,107         33,431
                                                   --------       --------
                                                   $191,967       $ 71,698
                                                   --------       --------

NET INCOME FROM CONTINUING OPERATIONS              $327,364       $369,736

   Income from discontinued operations
      (Note 3)                                        1,151          2,167
                                                   --------       --------
NET INCOME                                         $328,515       $371,903
                                                   ========       ========

GENERAL PARTNER:
   Net income from continuing operations           $ 46,745       $ 40,171
   Net income from discontinued
      operations                                        115            217
   Net income                                        46,860         40,388

LIMITED PARTNERS:
   Net income from continuing operations           $280,619       $329,565
   Net income from discontinued
      operations                                      1,036          1,950
   Net income                                       281,655        331,515

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   2.36       $   2.78
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.01           0.02
NET INCOME PER UNIT                                    2.37           2.80

UNITS OUTSTANDING                                   118,449        118,449

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                                ----------      ----------

REVENUES:
   Net Profits                                  $1,378,387      $1,228,460
   Interest income                                  10,036           5,786
   Other income                                      6,968           2,136
                                                ----------      ----------
                                                $1,395,391      $1,236,382

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  155,108      $   77,454
   Impairment provision                             57,609               -
   General and administrative
      (Note 2)                                     123,486         121,768
                                                ----------      ----------
                                                $  336,203      $  199,222
                                                ----------      ----------

NET INCOME FROM CONTINUING OPERATIONS           $1,059,188      $1,037,160

   Income from discontinued operations
      (Note 3)                                       2,048           3,589
                                                ----------      ----------
NET INCOME                                      $1,061,236      $1,040,749
                                                ==========      ==========

GENERAL PARTNER:
   Net income from continuing
      operations                                $  124,060      $  109,916
   Net income from discontinued
      operations                                       205             359
   Net income                                      124,265         110,275

LIMITED PARTNERS:
   Net income from continuing
      operations                                $  935,128      $  927,244
   Net income from discontinued
      operations                                     1,843           3,230
   Net income                                      936,971         930,474

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                     $     7.89      $     7.83
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                           0.02            0.03
NET INCOME PER UNIT                                   7.91            7.86

UNITS OUTSTANDING                                  118,449         118,449

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                    2006           2005
                                                 -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,061,236     $1,040,749
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   155,108         77,454
      Impairment provision                           57,609              -
      Settlement of asset retirement
        obligation                              (        91)             -
      Net change in accounts receivable/
        accounts payable - Net Profits          (   122,389)   (   136,920)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,151,473     $  981,283
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  350,789)   ($   66,474)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($  350,789)   ($   66,474)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  921,243)   ($  835,593)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($  921,243)   ($  835,593)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  120,559)    $   79,216

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              479,513        393,840
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  358,954     $  473,056
                                                 ==========     ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  672,946       $  770,659
                                               ----------       ----------
        Total current assets                   $  672,946       $  770,659

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,336,454        1,292,562
                                               ----------       ----------
                                               $2,009,400       $2,063,221
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $   44,480       $   36,095
   Liabilities of assets held
      for sale                                      7,518                -
                                               ----------       ----------
        Total current liabilities              $   51,998       $   36,095



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   37,632)     ($   17,913)
   Limited Partners, issued and
      outstanding, 143,041 units                1,995,034        2,045,039
                                               ----------       ----------
        Total Partners' capital                $1,957,402       $2,027,126
                                               ----------       ----------
                                               $2,009,400       $2,063,221
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                      2006          2005
                                                    --------      --------

REVENUES:
   Net Profits                                      $682,702      $640,066
   Interest income                                     4,524         3,065
   Other income                                        2,392             -
                                                    --------      --------
                                                    $689,618      $643,131

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                     $ 73,717      $ 88,611
   Impairment provision                               36,944             -
   General and administrative
      (Note 2)                                        39,757        40,157
                                                    --------      --------
                                                    $150,418      $128,768
                                                    --------      --------

INCOME FROM CONTINUING OPERATIONS                   $539,200      $514,363

   Loss from discontinued operations
      (Note 3)                                     ( 157,063)    (  27,009)
                                                    --------      --------
NET INCOME                                          $382,137      $487,354
                                                    ========      ========

GENERAL PARTNER:
   Net income from continuing operations            $ 63,427      $ 59,104
   Net income (loss) from discontinued
      operations                                   (   1,935)          804
   Net income                                         61,492        59,908

LIMITED PARTNERS:
   Net income from continuing operations            $475,773      $455,259
   Net loss from discontinued
      operations                                   ( 155,128)    (  27,813)
   Net income                                        320,645       427,446

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                         $   3.33      $   3.18
NET LOSS FROM DISCONTINUED OPERATIONS
   PER UNIT                                        (    1.09)    (    0.20)
NET INCOME PER UNIT                                     2.24          2.98

UNITS OUTSTANDING                                    143,041       143,041

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006           2005
                                                 ----------     ----------
REVENUES:
   Net Profits                                   $1,964,747     $1,861,370
   Interest income                                   15,347          7,405
   Other income                                       2,392            733
                                                 ----------     ----------
                                                 $1,982,486     $1,869,508

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                  $  155,765     $  169,166
   Impairment provision                              36,944              -
   General and administrative
      (Note 2)                                      143,718        142,002
                                                 ----------     ----------
                                                 $  336,427     $  311,168
                                                 ----------     ----------

INCOME FRON CONTINUING OPERATIONS                $1,646,059     $1,558,340

   Income (loss) from discontinued
      operations (Note 3)                       (    68,876)        10,687
                                                 ----------     ----------
NET INCOME                                       $1,577,183     $1,569,027
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing
      operations                                 $  180,415     $  170,252
   Net income from discontinued
      operations                                      7,773          4,578
   Net income                                       188,188        174,830

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $1,465,644     $1,388,088
   Net income (loss) from discontinued
      operations                                (    76,649)         6,109
   Net income                                     1,388,995      1,394,197

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $    10.25     $     9.70
NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS PER UNIT                          (      0.54)          0.04
NET INCOME PER UNIT                                    9.71           9.74

UNITS OUTSTANDING                                   143,041        143,041

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                   2006           2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,577,183      $1,569,027
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  166,377         208,161
      Impairment provision                         189,225               -
      Settlement of asset retirement
        obligation                             (     2,312)    (       382)
      Net change in accounts receivable/
        accounts payable -  Net Profits             90,205     (   247,255)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,020,678      $1,529,551
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  471,484)    ($   67,148)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  471,484)    ($   67,148)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,646,907)    ($1,266,480)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,646,907)    ($1,266,480)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   97,713)     $  195,923

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             770,659         469,272
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  672,946      $  665,195
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2006, combined statements of operations for the three and nine months ended September 30, 2006 and 2005, and combined statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2006, the combined results of operations for the three and nine months ended September 30, 2006 and 2005, and the combined cash flows for the nine months ended September 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.


      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the Statements of Cash Flows include cash flows attributable to
      discontinued   operations  and  assets  held  for  sale  for  all  periods presented.


      DISCONTINUED OPERATIONS
      -----------------------

      As further discussed in Note 3, the P-1 and P-3 Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction on October 11, 2006. It is anticipated that additional properties for the Partnerships will be sold at auction in December 2006 and February 2007. The following chart shows the number of properties anticipated to be sold under the plan and their associated proved reserves as of September 30, 2006.

                                    Number of                 Proved
            Partnership            Properties                Reserves
            -----------          ---------------          --------------
               P-1                     252                   $5,801,000
               P-3                     258                    7,404,000
               P-4                       8                      194,000
               P-5                       4                        6,000
               P-6                       8                      100,000


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.


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

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved Net Profits Interests for each well. If the unamortized costs, net of salvage value, of Net Profits Interests exceeds the expected undiscounted future cash flows for such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $17,000, $25,000, $3,000, $58,000, and $37,000 for the P-1, P-3,
      P-4, P-5, and P-6 Partnerships, respectively. Since oil and natural gas prices remain volatile, the Partnerships may be required to write down the carrying value of its Net Profits Interests at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2006, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized $9,000, $13,000, $15,000, $13,000, and $46,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2006 and 2005 are as shown below.

                              P-1 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $121,374          $ 60,575
      Additions and revisions                         15            58,767
      Settlements and disposals                (      35)                -
      Accretion expense                            1,472             3,105
      Discontinued operations                  (  58,727)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 64,099          $122,447
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $118,480          $ 58,753
      Additions and revisions                        222            59,208
      Settlements and disposals                (     403)                -
      Accretion expense                            4,527             4,486
      Discontinued operations                  (  58,727)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 64,099          $122,447
                                                ========          ========

                              P-3 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $188,670          $102,589
      Additions and revisions                         19            99,476
      Settlements and disposals                (      48)                -
      Accretion expense                            2,252             5,227
      Discontinued operations                  (  75,598)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $115,295          $207,292
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $184,212          $ 99,718
      Additions and revisions                        281           100,038
      Settlements and disposals                (     509)                -
      Accretion expense                            6,909             7,536
      Discontinued operations                  (  75,598)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $115,295          $207,292
                                                ========          ========

                              P-4 Partnership
                              ---------------

                                             Three Months       Three Months
                                                 Ended              Ended
                                               9/30/2006         9/30/2005
                                             ------------       ------------

      Total Asset Retirement
         Obligation, July 1                     $142,046           $ 58,067
      Additions and revisions                          -             57,024
      Accretion expense                            1,622              2,847
      Discontinued operations                  (   9,103)                 -
                                                --------           --------
      Total Asset Retirement
         Obligation, End of Quarter             $134,565           $117,938
                                                ========           ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $138,714          $ 56,920
      Additions and revisions                          -            57,024
      Accretion expense                            4,954             3,994
      Discontinued operations                  (   9,103)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $134,565          $117,938
                                                ========          ========

                              P-5 Partnership
                              ---------------


                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $146,060          $ 79,152
      Additions and revisions                         11            56,546
      Accretion expense                            1,625             3,075
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $147,696          $138,773
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $142,799          $ 76,681
      Additions and revisions                         11            57,458
      Settlements and obligations              (      91)                -
      Accretion expense                            4,977             4,634
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $147,696          $138,773
                                                ========          ========

                              P-6 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $417,290          $206,621
      Additions and revisions                          4           184,738
      Accretion expense                            4,597             9,300
      Discontinued operations                  (  27,158)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $394,733          $400,659
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------       -----------

      Total Asset Retirement
         Obligation, January 1                  $413,445          $208,086
      Additions and revisions                          4           185,060
      Settlements and disposals                (   5,470)        (   5,636)
      Accretion expense                           13,912            13,149
      Discontinued operations                  (  27,158)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $394,733          $400,659
                                                ========          ========

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $ 1,813                 $ 28,440
                P-3                   2,311                   44,640
                P-4                   1,992                   33,240
                P-5                   1,937                   31,170
                P-6                   2,116                   37,641

      During the nine months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $29,630                 $ 85,320
                P-3                  31,686                  133,920
                P-4                  30,231                   99,720
                P-5                  29,976                   93,510
                P-6                  30,795                  112,923

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


3. DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the P-1 and P-3 Partnerships sold their interests in several producing properties at a large public oil and gas auction which resulted in proceeds of approximately $3,285,000 and $4,141,000 (net of fees), respectively, to the P-1 and P-3 Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $3,166,000 and $3,987,000, respectively, for the P-1 and P-3 Partnerships. It is anticipated that additional properties of the Partnerships will be sold at auction in December 2006 and

      February 2007. The properties sold in the October auction and those scheduled to be sold in the December 2006 and February 2007 auctions represent a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts" (FAS 144). Accordingly, current year results of operations for these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and the buyers will assume the asset retirement obligations associated with the sold interests.

      Net income (loss) from discontinued operations are as follows:

                              P-1 Partnership
                              ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $  404,363         $388,674
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (       706)       (  14,279)
      Impairment provision                    (        38)               -
                                               ----------         --------
      Income from discontinued
         operations                            $  403,619         $374,395
                                               ==========         ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $1,102,975       $1,002,927
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    18,153)     (    29,195)
      Impairment provision                    (        38)               -
                                               ----------       ----------
      Income from discontinued
         operations                            $1,084,784       $  973,732
                                               ==========       ==========

                              P-3 Partnership
                              ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $  520,408        $  500,634
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (       914)      (    15,641)
      Impairment provision                    (        22)                -
                                               ----------        ----------
      Income from discontinued
         operations                            $  519,472        $  484,993
                                               ==========        ==========

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $1,409,605        $1,287,955
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    23,493)      (    35,327)
      Impairment provision                    (        22)                -
                                               ----------        ----------
      Income from discontinued
         operations                            $1,386,090        $1,252,628
                                               ==========        ==========

                              P-4 Partnership
                              ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $   16,993         $ 17,992
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (        98)       (     987)
                                               ----------         --------
      Income from discontinued
         operations                            $   16,895         $ 17,005
                                               ==========         ========

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $   46,255         $ 54,378
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (     1,015)       (   1,951)
                                               ----------         --------
      Income from discontinued
         operations                            $   45,240         $ 52,427
                                               ==========         ========

                              P-5 Partnership
                              ---------------

                                              Three Months      Three Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $    1,151         $  2,167
                                               ----------         --------
      Income from discontinued
         operations                            $    1,151         $  2,167
                                               ==========         ========

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $    2,048         $  3,589
                                               ----------         --------
      Income from discontinued
         operations                            $    2,048         $  3,589
                                               ==========         ========

                              P-6 Partnership
                              ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                             ($    4,047)        $ 11,936
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (       735)       (  38,945)
      Impairment provision                    (   152,281)               -
                                               ----------         --------
      Loss from discontinued
         operations                           ($  157,063)       ($ 27,009)
                                               ==========         ========

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Net Profits                              $   94,017         $ 49,682
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    10,612)       (  38,995)
      Impairment provision                    (   152,281)               -
                                               ----------         --------
      Income (loss) from discontinued
         operations                           ($   68,876)        $ 10,687
                                               ==========         ========

Assets (liabilities) of the discontinued operations for the nine months ended September 30, 2006 were as follows:

                                                                   P-1
                                                               Partnership
                                                               -----------

      Accounts receivable - Net Profits                         $  185,015
      Net Profits Interests                                      2,821,811
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests                                             ( 2,510,870)
                                                                ----------
      Net assets held for sale                                  $  495,956
                                                                ==========

                                                                   P-3
                                                               Partnership
                                                               -----------

      Accounts receivable - Net Profits                         $  246,922
      Net Profits Interests                                      3,670,801
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests                                             ( 3,264,273)
                                                                ----------
      Net assets held for sale                                  $  653,450
                                                                ==========

                                                                   P-4
                                                               Partnership
                                                               -----------

      Accounts receivable - Net Profits                         $      326
      Net Profits Interests                                        253,995
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests                                             (   236,080)
                                                                ----------
      Net assets held for sale                                  $   18,241
                                                                ==========

                                                                   P-5
                                                               Partnership
                                                               -----------

      Accounts receivable - Net Profits                         $       39
                                                                ----------
      Net assets held for sale                                  $       39
                                                                ==========

                                                                  P-6
                                                               Partnership
                                                               -----------

      Accounts payable - Net Profits                           ($   20,911)
      Net Profits Interests                                        545,488
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests                                             (   532,095)
                                                                ----------
      Net liabilities held for sale                            ($    7,518)
                                                                ==========

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

      DISCONTINUED OPERATIONS
      -----------------------

      In October 2006, the P-1 and P-3 Partnerships sold their interests in a number of producing properties. This disposal was treated as a discontinued operation. The sales proceeds, consisting of approximately $3,285,000 and $4,141,000, respectively, were included in the November 15, 2006 cash distributions paid by the P-1 and P-3 Partnerships. The sale of these properties will impact the continuing future operations of the P-1 and P-3 Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly

      Report on Form 10-Q for additional information regarding this matter.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                             Limited
                                     Date of             Partner Capital
              Partnership          Activation             Contributions
              -----------       -----------------        ---------------

                  P-1           October 25, 1988           $10,807,400
                  P-3           May 10, 1989                16,963,700
                  P-4           November 21, 1989           12,630,600
                  P-5           February 27, 1990           11,844,900
                  P-6           September 5, 1990           14,304,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

      During the nine months ended September 30, 2006 capital expenditures affecting the P-5 Partnership's Net Profits Interests totaled approximately $346,000. These costs were indirectly incurred primarily as a result of recompletion activities on the Sugg AA 3067 #1 and Sugg AA 3 #1 wells located in Irion, TX, and the Loving 1 State #1 and Loving 1 State #2 wells located in Eddy, NM.

      During the nine months ended September 30, 2006, capital expenditures affecting the P-6 Partnership's Net Profits Interests totaled $402,000. These costs were indirectly incurred primarily as a result of recompletion activities on the same Sugg AA 3067 #1, Sugg AA 3 # 1, Loving 1 State #1, Loving 1 State #2 wells and the Henderson Stovall GU #2 well located in Wharton County, Texas. The Henderson Stovall GU #2 well is included in discontinued operations and is anticipated to be sold in the next twelve months. The reader should refer to Note 3- Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q for additional information regarding this matter.

      Other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2006 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnership Agreements, the Partnerships were scheduled to terminate on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two year extension period to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not yet determined whether it will further extend the term of any Partnership.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including any interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of their Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each well. If the unamortized costs net of salvage value, of a Net Profits Interest exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $17,000, $25,000, $3,000, $58,000, and $37,000 for the P-1, P-3,
      P-4, P-5, and P-6 Partnerships, respectively. Since oil and natural gas prices remain volatile, the partnerships may be required to write down the carrying value of its Net Profits Interests at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of Net Profits Interests is not reversible.

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (payable) - Net Profits are costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation described below.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157), which establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.


PROVED RESERVES AND NET PRESENT VALUE
--------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                P-1 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             240,494        2,192,218
         Production                             (  4,597)      (   57,726)
         Extensions and discoveries                  275              810
         Revisions of previous
            estimates                                805       (   32,892)
                                                 -------        ---------

      Proved reserves, March 31, 2006            236,977        2,102,410
         Production                             (  4,607)      (   57,643)
         Extensions and discoveries                1,695           20,235
         Revisions of previous
            estimates                             44,795          155,573
                                                 -------        ---------

      Proved reserves, June 30, 2006             278,860        2,220,575
         Production of continuing
           operations                           (    589)      (   32,571)
         Production of discontinued
           operations                           (  4,566)      (   27,509)
         Discontinued operations                (240,919)      (  822,113)
         Revisions of previous
            estimates                           ( 11,146)      (  183,448)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             21,640        1,154,934
                                                 =======        =========

                                P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             316,480        3,450,217
         Production                             (  5,837)      (   88,356)
         Extensions and discoveries                  347            1,918
         Revisions of previous
            estimates                                910       (   55,543)
                                                 -------        ---------

      Proved reserves, March 31, 2006            311,900        3,308,236
         Production                             (  5,914)      (   89,587)
         Extensions and discoveries                2,135           25,565
         Revisions of previous
            estimates                             56,461          236,881
                                                 -------        ---------

      Proved reserves, June 30, 2006             364,582        3,481,095
         Production of continuing
           operations                           (    797)      (   55,882)
         Production of discontinued
           operations                           (  5,784)      (   35,802)
         Discontinued operations                (305,215)      (1,075,182)
         Revisions of previous
            estimates                           ( 14,197)      (  282,123)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             38,589        2,032,106
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              47,507        1,825,768
         Production                              ( 3,257)      (   50,280)
         Extensions and discoveries                    2            1,658
         Revisions of previous
            estimates                            (   109)      (   26,595)
                                                  ------        ---------

      Proved reserves, March 31, 2006             44,143        1,750,551
         Production                              ( 3,287)      (   45,360)
         Extensions and discoveries                    5              906
         Revisions of previous
            estimates                              2,975           60,227
                                                  ------        ---------

      Proved reserves, June 30, 2006              43,836        1,766,324
         Production of continuing
           operations                            ( 3,323)      (   45,564)
         Production of discontinued
           operations                            (    92)      (    2,283)
         Extensions and discoveries                   14            2,284
         Discontinued operations                 ( 3,461)      (   75,995)
         Revisions of previous
            estimates                            ( 3,140)      (  126,952)
                                                  ------        ---------

      Proved reserves, Sept. 30, 2006             33,834        1,517,814
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              40,130        2,201,499
         Production                              ( 1,359)      (   84,457)
         Extensions and discoveries                  780           64,003
         Revisions of previous
            estimates                                680       (   41,128)
                                                  ------        ---------

      Proved reserves, March 31, 2006             40,231        2,139,917
         Production                              ( 1,415)      (   65,469)
         Extensions and discoveries                5,776           87,696
         Revisions of previous
            estimates                              4,189           58,798
                                                  ------        ---------

      Proved reserves, June 30, 2006              48,781        2,220,942
         Production of continuing
           operations                            ( 1,289)      (   62,704)
         Production of discontinued
           operations                            (    18)      (       12)
         Extensions and discoveries                6,499           34,348
         Discontinued operations                 (   173)      (   75,995)
         Revisions of previous
            estimates                            ( 2,750)      (   85,731)
                                                  ------        ---------

      Proved reserves, Sept. 30, 2006             51,050        2,030,848
                                                  ======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             126,115        3,330,307
         Production                             (  2,365)      (  114,614)
         Extensions and discoveries                  822          226,495
         Revisions of previous
            estimates                           (    106)      (   25,518)
                                                 -------        ---------

      Proved reserves, March 31, 2006            124,466        3,416,670
         Production                             (  2,966)      (  118,934)
         Extensions and discoveries                6,183           65,236
         Revisions of previous
            estimates                             15,265          296,439
                                                 -------        ---------

      Proved reserves, June 30, 2006             142,948        3,659,411
         Production of continuing
           operations                           (  2,912)      (   97,638)
         Production of discontinued
           operations                           (     10)      (    1,286)
         Extensions and discoveries                7,020            6,454
         Discontinued operations                (    316)      (  123,071)
         Revisions of previous
            estimates                           ( 15,805)      (  350,244)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006            130,925        3,093,626
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2006 will actually be realized for such production.

                             Net Present Value of Reserves (In 000's)
                         -----------------------------------------------
     Partnership         9/30/06       6/30/06      3/31/06     12/31/05
      -----------        -------       -------      -------     --------
         P-1             $ 1,894       $11,236      $10,404     $ 12,711
         P-3               3,420        15,970       15,162       18,997
         P-4               3,651         6,113        6,830        9,423
         P-5               3,524         6,419        6,416        9,341
         P-6               6,069        11,792       11,353       15,134

                                       Oil and Gas Prices
                         -----------------------------------------------
        Pricing          9/30/06       6/30/06      3/31/06     12/31/05
      -----------        -------       -------      -------     --------
      Oil (Bbl)          $ 62.90       $ 73.94      $ 66.25     $  61.06
      Gas (Mcf)             4.18          6.09         7.18        10.08

      The Partnerships had decreases in estimated oil and gas reserves and the related estimated net present value of reserves at September 30, 2006 as compared to June 30, 2006 due to the decreases in the oil and gas prices used to run the reserves and the removal of the reserves related to discontinued operations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which are very volatile.

      Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;

            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Net Profits                                 $172,972         $236,647
      Barrels produced                                 589              511
      Mcf produced                                  32,571           34,919
      Average price/Bbl                           $  64.26         $  62.18
      Average price/Mcf                           $   5.80         $   7.13

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $64,000 (26.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $43,000 was related to a decrease in the average price of gas sold, (ii) $17,000 was related to a decrease in volumes of gas sold, and (iii) $10,000 was related to an increase in production expenses.

      Volumes of oil sold increased 78 barrels, while volumes of gas sold decreased 2,348 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005. This increase was partially offset by
      (i) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a workover of that well during mid 2005 and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The increase in production expenses was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests increased $23,000 (202.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to several wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 19.7% for the three months ended September 30, 2006 from 4.8% for the three months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests and the decrease in Net Profits.

      The P-1 Partnership recognized a non-cash charge against earnings of $17,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of Net Profits, these expenses increased to 17.5% for the three months ended September 30, 2006 from 13.0% for the three months ended September 30, 2005, primarily due to the decrease in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-1 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2006           2005(a)
                                                    --------       --------
      Net Profits                                   $525,611       $611,317
      Barrels produced                                 1,685          1,683
      Mcf produced                                    95,259         99,945
      Average price/Bbl                             $  61.55       $  51.87
      Average price/Mcf                             $   6.02       $   6.37

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $86,000 (14.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $39,000 was related to an increase in production expenses, (ii) $34,000 was related to a decrease in the average price of gas sold, and (iii) $30,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of $16,000 related to an increase in the average price of oil sold.

      Volumes of oil sold increased 2 barrels, while volumes of gas sold decreased 4,686 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005, which increase was significantly offset by (i) a substantial decline in production during the nine months ended September 30, 2006 on one significant well following a workover of that well during mid 2005 and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The increase in production expenses was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores.

      Depletion of Net Profits Interests increased $30,000 (101.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) the abandonment of one significant well during the nine months ended September 30, 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 11.3% for the nine months ended September 30, 2006 from 4.8% for the nine months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The P-1 Partnership recognized a non-cash charge against earnings of $17,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses increased to 21.9% for the nine months ended September 30, 2006 from 18.5% for the nine months ended September 30, 2005, primarily due to the decrease in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-1 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $19,640,558 or 181.73% of Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Net Profits                                 $305,570         $390,528
      Barrels produced                                 797              733
      Mcf produced                                  55,882           58,223
      Average price/Bbl                           $  64.85         $  61.81
      Average price/Mcf                           $   6.15         $   7.35

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued

      Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $85,000 (21.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $67,000 was related to a decrease in the average price of gas sold, (ii) $17,000 was related to a decrease in volumes of gas sold, and (iii) $7,000 related to an increase in production expenses.

      Volumes of oil sold increased 64 barrels, while volumes of gas sold decreased 2,341 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005. This increase was partially offset by
      (i) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a workover of that well during mid 2005 and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The increase in production expenses was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests increased $30,000 (108.3%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to several wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 19.0% for the three months ended September 30, 2006 from 7.1% for the three months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests and the decrease in Net Profits.

      The P-3 Partnership recognized a non-cash charge against earnings of $25,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of Net Profits, these expenses increased to 15.4% for the three months ended September 30, 2006 from 12.1% for the three months ended September 30, 2005, primarily due to the decrease in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-3 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                       2006        2005(a)
                                                    --------     ----------
      Net Profits                                   $908,323     $1,028,741
      Barrels produced                                 2,272          2,381
      Mcf produced                                   165,414        171,535
      Average price/Bbl                             $  62.04     $    52.14
      Average price/Mcf                             $   6.28     $     6.55

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $120,000 (11.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $53,000 was related to an increase in production expenses, (ii) $45,000 was related to a decrease in the average price of gas sold, and (iii) $40,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of $22,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 109 barrels and 6,121 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during the nine months ended September 30, 2006 on one significant well following a workover of that well during mid 2005 and (ii) normal declines in production. These decreases were partially offset by the successful completion of several new wells during late 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The increase in production expenses was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores.

      Depletion of Net Profits Interests increased $35,000 (57.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) the abandonment of one significant well during the nine months ended September 30, 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 10.4% for the nine months ended September 30, 2006 from 5.8% for the nine months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The P-3 Partnership recognized a non-cash charge against earnings of $25,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses increased to 18.2% for the nine months ended September 30, 2006 from 15.9% for the nine months ended September 30, 2005, primarily due to the decrease in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-3 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $27,575,401 or 162.56% of Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Net Profits                                 $412,585         $441,087
      Barrels produced                               3,323            3,821
      Mcf produced                                  45,564           43,915
      Average price/Bbl                           $  69.61         $  59.83
      Average price/Mcf                           $   6.33         $   8.03

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits decreased $29,000 (6.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $77,000 was related to a decrease in the average price of gas sold and (ii) $30,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by increases of (i) $33,000 related to a decrease in production expenses, (ii) $32,000 related to an increase in the average price of oil sold, and (iii) $13,000 related to an increase in volumes of gas sold.

      Volumes of oil sold decreased 498 barrels, while volumes of gas sold increased 1,649 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well following its successful workover during late 2005, (ii) the shutting-in of one significant well during early 2005 in order to perform a workover, and (iii) the successful completion of several wells during late 2005 and early to mid 2006.

      The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in saltwater disposal expenses incurred on several other wells during the three months ended September 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels.

      Depletion of Net Profits Interests increased $8,000 (30.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to one significant well being fully depleted during the three months ended September 30, 2006 due to its lack of remaining reserves. This increase was partially offset by several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 8.8% for the three months ended September 30, 2006 from 6.3% for the three months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The P-4 Partnership recognized a non-cash charge against earnings of $3,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of Net Profits, these expenses increased to 8.5% for the three months ended September 30, 2006 from 8.1% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-4 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2006          2005(a)
                                                  ----------     -----------
      Net Profits                                 $1,226,162     $1,195,978
      Barrels produced                                 9,797         11,363
      Mcf produced                                   137,245        150,134
      Average price/Bbl                           $    66.34     $    52.59
      Average price/Mcf                           $     6.63     $     6.84

      (a) The foregoing chart and the following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits increased $30,000 (2.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $135,000 was related to an increase in the average price of oil sold and (ii) $94,000 was related to a decrease in production expenses. These increases were partially offset by decreases of (i) $83,000 and $88,000 related to decreases in volumes of oil and gas sold and (ii) $28,000 related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold decreased 1,566 barrels and 12,889 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005, and (iii) upward revisions in the estimate of remaining gas reserves resulting in a decrease in the P-4 Partnership's gas imbalance payable. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2006.

      The decrease in production expenses was primarily due to (i) a decrease in workover expenses, (ii) a $13,000 increase in lease operating expenses during the nine months ended June 30, 2005 resulting from an increase in the P-4 Partnership's gas balancing position on several wells and (iii) a positive prior period production tax adjustment made by the operator on one significant well during the nine months ended September 30, 2005.

      Depletion of Net Profits Interests increased $26,000 (51.8%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to several significant wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by (i) several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 6.1% for the nine months ended September 30, 2006 from 4.2% for the nine months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The P-4 Partnership recognized a non-cash charge against earnings of $3,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses decreased to 10.6% for the nine months ended September 30, 2006 from 10.7% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-4 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $21,457,945 or 169.89% of Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Net Profits                                 $509,476         $438,970
      Barrels produced                               1,289            1,259
      Mcf produced                                  62,704           71,093
      Average price/Bbl                           $  69.21         $  58.57
      Average price/Mcf                           $   8.50         $   6.63

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits increased $71,000 (16.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this increase $14,000 and $117,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $56,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 30 barrels, while volumes of gas sold decreased 8,389 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended September 30, 2005. These decreases were partially offset by (i) the successful completion of several new wells during 2005 and early 2006 and
      (ii) an increase in production on two significant wells following their successful recompletion during early and mid 2006.

      The increase in production expenses was primarily due to (i) an increase in workover expenses and (ii) subsurface repair and maintenance expenses incurred on two significant wells during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by a decrease in production taxes on one significant well due to a negative prior period production tax adjustment during the three months ended September 30, 2006.

      Depletion of Net Profits Interests increased $63,000 (164.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during the three months ended September 30, 2006 primarily due to the recompletion of one significant well and (ii) downward revisions in the estimates of remaining gas reserves on one significant well since September 30, 2005. These increases were partially offset by several wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 19.9% for the three months ended September 30, 2006 from 8.7% for the three months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The P-5 Partnership recognized a non-cash charge against earnings of $58,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 6.5% for the three months ended September 30, 2006 from 7.6% for the three months ended September 30, 2005, which decrease was primarily due to the increase in Net Profits.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-5 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2006          2005(a)
                                                  ----------     ----------
      Net Profits                                 $1,378,387     $1,228,460
      Barrels produced                                 4,047          3,494
      Mcf produced                                   212,615        209,723
      Average price/Bbl                           $    65.77     $    51.86
      Average price/Mcf                           $     6.86     $     6.25

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits increased $150,000 (12.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $56,000 and $130,000 were related to increases in the average prices of oil and gas sold and
      (ii) $29,000 and $18,000 were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of $83,000 related to an increase in production expenses.

      Volumes of oil and gas sold increased 553 barrels and 2,892 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion during early and mid 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by (i) normal declines in production and
      (ii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended September 30, 2005. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and early 2006 and (ii) an increase in production on two significant wells following their successful recompletion during early and mid 2006. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) workover expenses, (ii) a $29,000 decrease in lease operating expenses during the nine months ended September 30, 2005 resulting from a decrease in the P-5 Partnership's gas balancing position on several wells, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores.

      Depletion of Net Profits Interests increased $78,000 (100.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during the nine months ended September 30, 2006 primarily due to the recompletion of two significant wells and
      (ii) downward revisions in the estimates of remaining gas reserves on one significant well since September 30, 2005. These increases were partially offset by several wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 11.3% for the nine months ended September 30, 2006 from 6.3% for the nine months ended September 30, 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The P-5 Partnership recognized a non-cash charge against earnings of $58,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses decreased to 9.0% for the nine months ended September 30, 2006 from 9.9% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-5 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $15,062,759 or 127.17% of Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006           2005(a)
                                                  --------        --------
      Net Profits                                 $682,702        $640,066
      Barrels produced                               2,912           2,460
      Mcf produced                                  97,638          97,285
      Average price/Bbl                           $  68.40        $  61.51
      Average price/Mcf                           $   6.45        $   7.00

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits increased $43,000 (6.7%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this increase (i) $28,000 and $3,000 were related to increases in volumes of oil and gas sold, (ii) $45,000 was related to a decrease in production expenses and (iii) $20,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of $53,000 related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold increased 452 barrels and 353 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletions during early and mid 2006 and
      (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well following the successful workover of that well during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production.

      The decrease in production expenses was primarily due to (i) the receipt of a $51,000 lease operating expense credit resulting from a class action settlement on one significant well during the three months ended September 30, 2006 and (ii) workover expenses incurred on one significant well during the three months ended September 30, 2005. These decreases were partially offset by (i) workover expenses incurred on several wells during the three months ended September 30, 2006, (ii) an increase in lease operating expense due to prior period adjustments incurred on two significant wells during the three months ended September 30, 2006 as compared to the same period in 2005, and (iii) subsurface repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores.

      Depletion of Net Profits Interests decreased $15,000 (16.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to several wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. This decrease was partially offset by
      (i) one significant well being fully depleted during the three months ended September 30, 2006 due to its lack of remaining reserves, (ii) an increase in depletable Net Profits Interests during the three months ended September 30, 2006 primarily due to the recompletion of one significant well, and (iii) the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 10.8% for the three months ended September 30, 2006 from 13.8% for the three months ended September 30, 2005, primarily due to the dollar decrease in depletion of Net Profits Interests.

      The P-6 Partnership recognized a non-cash charge against earnings of $37,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of Net Profits, these expenses decreased to 5.8% for the three months ended September 30, 2006 from 6.3% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-6 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2006          2005(a)
                                                  ----------     ----------
      Net Profits                                 $1,964,747     $1,861,370
      Barrels produced                                 8,233          8,202
      Mcf produced                                   311,357        313,563
      Average price/Bbl                           $    64.37     $    52.98
      Average price/Mcf                           $     6.31     $     6.20

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total Net Profits increased $103,000 (5.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $94,000 and $34,000 were related to increases in the average prices of oil and gas sold and
      (ii) $2,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of (i) $14,000 related to a decrease in volumes of gas sold and (ii) $13,000 related to an increase in production expenses.

      Volumes of oil sold increased 31 barrels, while volumes of gas sold decreased 2,206 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletions during early and mid 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These decreases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well following its successful workover during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006.

      The increase in production expenses was primarily due to (i) a $42,000 decrease in lease operating expenses during the nine months ended September 30, 2005 resulting from a decrease in the P-6 Partnership's gas balancing position on several wells, (ii) an increase in workover expenses, and (iii) subsurface repair and maintenance expenses incurred on several other wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by the receipt of a $51,000 lease operating expense credit resulting from a class action settlement on one significant well during the nine months ended September 30, 2006.

      Depletion of Net Profits Interests decreased $13,000 (7.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves, (ii) an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well, and (iii) the decrease in volumes of gas sold. These decreases were partially offset by an increase in depletable Net Profits Interests during the nine months ended September 30, 2006 primarily due to the recompletion of two significant wells. As a percentage of Net Profits, this expense decreased to 7.9% for the nine months ended September 30, 2006 from 9.1% for the nine months ended September 30, 2005, primarily due to the dollar decrease in depletion of Net Profits Interests and the increase in the average price of oil and gas sold.

      The P-6 Partnership recognized a non-cash charge against earnings of $37,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of Net Profits, these expenses decreased to 7.3% for the nine months ended September 30, 2006 from 7.6% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the P-6 Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $22,430,248 or 156.81% of Limited Partners' capital contribution.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

         31.1     Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-1 Partnership.

         31.2     Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-1 Partnership.

         31.3     Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-3 Partnership.

         31.4     Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-3 Partnership.

         31.5     Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-4 Partnership.

         31.6     Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-4 Partnership.

         31.7     Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-5 Partnership.

         31.8     Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-5 Partnership.

         31.9     Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-6 Partnership.

         31.10    Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-6 Partnership.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

         32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.

         32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-5 Partnership.

         32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-6 Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                    P-1 LIMITED PARTNERSHIP
                                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                    LIMITED PARTNERSHIP P-3
                                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                    LIMITED PARTNERSHIP P-4
                                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                    LIMITED  PARTNERSHIP  P-5
                                GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                    LIMITED PARTNERSHIP P-6

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 20, 2006            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 20, 2006            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.   Exhibit
----  -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income P-1 Limited Partnership.

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-3.

32.3  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-4.

32.4  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-5.

32.5  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-6.